Form 10-K/A
WELLS FARGO ASSET SEC CORP MORT BK SEC  2002-11 TRUST
filed 2003-06-12
CIK 1174277

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A
                                     Amendment No.1


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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Chevy Chase FSB, as Servicer <F1>
       b) Hibernia National Bank, as Servicer <F1>
       c) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Chevy Chase FSB, as Servicer <F1>
       b) Hibernia National Bank, as Servicer <F1>
       c) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Chevy Chase FSB, as Servicer <F1>
       b) Hibernia National Bank, as Servicer <F1>
       c) Wells Fargo Home Mortgage, Inc, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.

    (99.5) Reliance Certifications Mandated under the Pooling and Servicing
           Agreement for the year ended December 31, 2002.

       a) Chevy Chase FSB, as Servicer <F2>
       b) Hibernia National Bank, as Servicer <F2>
       c) Wells Fargo Home Mortgage, Inc, as Servicer <F2>


   (b) On November 07, 2002, December 10, 2002, and January 06, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.


  <F1> Filed Herewith.

  <F2> Certification has been received.



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

  Dated: June 6, 2003

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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Chevy Chase FSB, as Servicer and Hibernia National Bank, as Servicer.


      Date: 6/6/03


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


/s/ Ernst & Young LLP

October 23, 2002


A Member Practice of Ernst & Young Global

  Ex-99.1 (b)


Ernst & Young

Ernst & Young LLP
4200 One Shell Square
701 Poydras Street
New Orleans
Louisiana 70139-9869
Phone: (504) 581-4200
www.ey.com


Report of Independent Accountants on Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

The Directors' Audit Committee
Hibernia Corporation

We have examined management's assertion, included in the accompanying report titled Report of Management, that Hibernia National Bank (the Company), a wholly owned subsidiary of Hibernia Corporation, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2002. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2002 is fairly stated, in all material respects.

This report is intended solely for the information and use of the Directors' Audit Committee, management, and the U.S. Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ernst & Young LLP

March 21, 2003

Ernst & Young LLP is a member of Ernst & Young International, Ltd.

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


/s/ Alexander R.M. Boyle
Alexander R.M. Boyle
Vice Chairman of the Board

/s/ Stephen R. Halpin, Jr.
Stephen R. Halpin, Jr.
Executive Vice President and
Chief Financial Officer

/s/ Vicki Parry
Vicki Parry
Vice President

October 23, 2002

  Ex-99.2 (b)

HIBERNIA
MEMBER FDIC (logo)

MANAGEMENT ASSERTION


As of and for the period ended December 31, 2002, Hibernia National Bank has complied in all material respects with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers (USAP). As of and for this same period, Hibernia National Bank had in effect a fidelity bond and errors and omissions policy. Refer to the enclosed certificates for the specific amounts.

/s/ Greg J. Bell
Greg J. Bell
Senior Vice President

Date: 3/31/03


HIBERNIA NATIONAL BANK * POST OFFICE BOX 481 * BATON ROUGE, LOUISIANA 70821 * 225-381-2000

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

Sincerely,

/s/ Vicki L. Parry
Vicki L. Parry
Vice President
Mortgage Loan Servicing Division

VLP:eay
Enclosures

Ex-99.3 (b)


HIBERNIA
MEMBER FDIC (logo)

MANAGEMENT ASSERTION


As of and for the period ended December 31, 2002, Hibernia National Bank has complied in all material respects with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers (USAP). As of and for this same period, Hibernia National Bank had in effect a fidelity bond and errors and omissions policy. Refer to the enclosed certificates for the specific amounts.

/s/ Greg J. Bell
Greg J. Bell
Senior Vice President

Date: 3/31/03


HIBERNIA NATIONAL BANK * POST OFFICE BOX 481 * BATON ROUGE, LOUISIANA 70821 * 225-381-2000

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